Form 10-K/A
period 2004-12-31
LEHMAN ABS CORP DUKE CAPITAL NOTE BACKED SERIES 2003-3
filed 2005-03-30
CIK 1217013

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




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

                               Introductory Note

This Annual Report was originally filed on March 29, 2005 on Form 10-K on behalf of the Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3 Trust (the "Trust"). This Annual Report is being refiled in order to correct a reference to the Trust in the Annual Compliance Report of the Trustee, attached hereto as Exhibit 99.2. Except as noted above, no other amendments to this Annual Report are being made.

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the Trust, a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement") dated as of January 31, 2003 in respect of the Trust. The Trust's assets consist solely of senior notes issued by Duke Capital Corporation, predecessor to Duke Capital LLC. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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