Form 10-K/A
period 2006-12-31
LEHMAN ABS CORP DUKE CAPITAL NOTE BACKED SERIES 2003-3
filed 2007-09-19
CIK 1217013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2006

or

   ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
           TIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

Commission File Number:	001-31596

Lehman ABS Corporation,
on behalf of:
Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3 Trust
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Registered Exchange

Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐        No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes    ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated Filer  ☐  Accelerated Filer   ☐  Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐        No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The registrant has no voting stock or class of common stock that is held by non-affiliates.

Explanatory Note

The sole purpose of this amendment is to update the certification of the senior officer in charge of securitization of the depositor (filed as Exhibit 31.1), in accordance with the certification provided on the SEC’s website at http://www.sec.gov/divisions/corpfin/8124cert.htm.  No other items are being amended hereby.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.	None.

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Not Applicable.

The trust covered by this annual report was formed prior to June 30, 2003 and there is no requirement in the trust agreement for the preparation of a report by an independent public accountant regarding the trustee's compliance with its obligations.

(b)           Not Applicable.

(c)           Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: September 19, 2007	By: /s/ Charles M. Weaver
Name: Charles M. Weaver
Title: Senior Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1