Form 10-K
period 2007-12-31
LEHMAN ABS CORP DUKE CAPITAL NOTE BACKED SERIES 2003-3
filed 2008-03-28
CIK 1217013

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K

      (Mark One)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2007

                                      or

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                     Commission File Number:     001-31596



                              filed on behalf of:
         Corporate Backed Trust Certificates, Duke Capital Note-Backed
                              Series 2003-3 Trust
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                                      by:
                            Lehman ABS Corporation
--------------------------------------------------------------------------------
             (Exact Name of Depositor as Specified in Its Charter)

                Delaware                               13-3447441
-----------------------------------    -----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

  745 Seventh Avenue, New York, New York                   10019
-------------------------------------------    ---------------------------------
 (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                              Name of Each Exchange on Which
-------------------                              ------------------------------
                                                           Registered
                                                           ----------

Corporate Backed Trust Certificates, Duke
Capital Note-Backed Series 2003-3               New York Stock Exchange ("NYSE")


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]        No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]   Accelerated Filer [ ]  Non-Accelerated Filer [X]
Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]        No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has no voting stock or class of common stock that is held by nonaffiliates.



                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

                               Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement") dated as of January 31, 2003 in respect of the Trust. The Trust's assets consist solely of senior notes issued by Duke Capital Corporation, predecessor to Spectra Energy Capital, LLC. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

On December 14, 2007, Spectra Energy Capital, LLC, the successor-in-interest to the issuer of the underlying securities and a wholly-owned subsidiary of Spectra Energy Corp ("Spectra Energy"), entered into a supplemental indenture with Spectra Energy pursuant to which Spectra Energy has agreed to fully and unconditionally guarantee the payment of principal and interest under all series of notes of the underlying issuer including the underlying securities. As a result, the underlying securities issuer has ceased its reporting under Sections 13(a) and 15(d) of the

Securities Exchange Act of 1934, as amended (the "Exchange Act") and will no longer file current and periodic reports with the Securities and Exchange Commission.

Spectra Energy Corp, the underlying securities guarantor, is subject to the information reporting requirements of the Exchange Act. For information on the issuer of the underlying securities, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Spectra Energy Corp's Exchange Act file number, 001-33007. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information regarding issuers required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

Item 9A(T).  Controls and Procedures.
         Not Applicable

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

Item 14. Principal Accountant Fees and Services.
         Not Applicable


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

          (a)  The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

          ------------------------------------------------------------------- ---------------------- ---------------
                                      Trust Description                        Distribution Date       Filed on
          ------------------------------------------------------------------- ---------------------- ---------------
          Corporate Backed Trust Certificates, Duke Capital Note-Backed            02/15/2007          03/02/2007
          Series 2003-3 Trust                                                      08/15/2007          08/28/2007
          ------------------------------------------------------------------- ---------------------- ---------------

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

          (b)  See Item 15(a) above.

          (c)  Not Applicable.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Lehman ABS Corporation, as Depositor for the
                                Trust (the "Registrant")



Dated:  March 26, 2008          By:     /s/ Scott Barek
                                   -----------------------------------------
                                        Name:   Scott Barek
                                        Title:  Senior Vice President

                                 EXHIBIT INDEX

         ------------------------------------------------------------------------------------------
            Reference                    Description of Exhibits                  Exhibit Number
           Number per                                                           in this Form 10-K
           Item 601 of
          Regulation SK
         ------------------------------------------------------------------------------------------
              (31.1)     Certification by Senior Vice President of the                 31.1
                         Registrant pursuant to 15 U.S.C. Section 7241, as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002.
         ------------------------------------------------------------------------------------------
              (31.2)     Annual Compliance Report by Trustee pursuant to 15
                         U.S.C. Section 7241, as adopted pursuant to Section           31.2
                         302 of the Sarbanes-Oxley Act of 2002.
         ------------------------------------------------------------------------------------------