Form 10-K
period 2010-12-31
LEHMAN ABS CORP DUKE CAPITAL NOTE BACKED SERIES 2003-3
filed 2011-03-31
CIK 1217013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not applicable.

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2010 through and including December 31, 2010 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3 Trust	02/16/2010 08/16/2010	02/25/2010 08/26/2010

2.	None.

3.	Exhibits:

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 31, 2011	By:	/s/ William J. Fox
	Name:	William J. Fox
	Title:	Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2