Form 10-K
period 2011-12-31
LEHMAN ABS CORP DUKE CAPITAL NOTE BACKED SERIES 2003-3
filed 2012-03-30
CIK 1217013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As previously disclosed, the Registrant is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

On December 6, 2011, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and its Affiliated Debtors (the “Plan”). The Plan and the Confirmation Order were attached as Exhibit 2.1 and Exhibit 2.2, respectively, to LBHI’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011. LBHI’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011 contains a summary of the Plan.

On March 6, 2012 (the “Effective Date”), the Plan became effective and a notice of the Effective Date of the Plan (the “Notice of Effective Date”) was filed with the Bankruptcy Court.

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

Spectra Energy Corp, the underlying securities guarantor, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information on the issuer of the underlying securities, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under Spectra Energy Corp’s Exchange Act file number, 001-33007. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2011 through and including December 31, 2011 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3 Trust	02/15/2011 08/15/2011	02/24/2011 08/22/2011

2.	None.

3.	Exhibits:

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

Dated: March 30, 2012	Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

	By:	/s/ William J. Fox
	Name:	William J. Fox
	Title:	Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2