Form 10-K
period 2012-12-31
LEHMAN ABS CORP DUKE CAPITAL NOTE BACKED SERIES 2003-3
filed 2013-04-01
CIK 1217013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-31596

filed on behalf of:

Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3 Trust

(Exact Name of Registrant as Specified in Its Charter)

by:

Lehman ABS Corporation

(Exact Name of Depositor as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 285-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Corporate Backed Trust Certificates, Duke Capital Note- Backed Series 2003-3	New York Stock Exchange (“NYSE”)

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2012 through and including December 31, 2012 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates , Duke Capital Note-Backed Series 2003-3 Trust	02/15/2012 08/15/2012	02/23/2012 08/23/2012

2.	None.

3.	Exhibits:

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: April 1, 2013	By:	/s/ William J. Fox
	Name:	William J. Fox
	Title:	Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2