Form 10-K
period 2013-12-31
LEHMAN ABS CORP DUKE CAPITAL NOTE BACKED SERIES 2003-3
filed 2014-03-19
CIK 1217013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The Depositor is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2013 through and including December 31, 2013 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Duke Capital Note-Backed Series 2003-3	02/15/2013 08/15/2013 12/24/2013	03/01/2013 08/23/2013 01/06/2014

2.	None.

3.	Exhibits:

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 19, 2014	By:	/s/ Michael S. Leto
	Name:	Michael S. Leto
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2